Form 10-K
period 2006-03-31
NISSAN AUTO RECEIVABLES 2005-C OWNER TRUST
filed 2006-06-28
CIK 1338415

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________________

Commission file number 333-120079-03

NISSAN AUTO RECEIVABLES 2005-C OWNER TRUST,
Issuer

NISSAN AUTO RECEIVABLES CORPORATION II,
Registrant and Seller
(Exact name of registrant as specified in its charter)

DELAWARE	51-6563200
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 West 190th Street, Torrance, California              90502
(Address of principal executive offices)                (Zip Code)

(Registrant’s telephone number, including area code) (310) 719-8583

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act. Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act. (Check one):

Large Accelerated Filer: ☐                         Accelerated Filer: ☐                                  Non-Accelerated Filer: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. None

Registrant does not have any voting stock.

Documents Incorporated by Reference. See Item 15(b).

PART I

Item 1.       BUSINESS.

This Annual Report on Form 10-K is being filed by Nissan Auto Receivables Corporation II (“NARC II”), on behalf of the Nissan Auto Receivables 2005-C Owner Trust (the “Trust”), a Delaware statutory trust formed pursuant to a trust agreement, dated as of December 23, 2004, between NARC II, as Seller (the “Seller”), and Wilmington Trust Company, as owner trustee (the “Owner Trustee”). Reference is further made to the Indenture, dated as of September 16, 2005, among the Trust, as issuer, and Wells Fargo Bank, National Association, as indenture trustee (the “Indenture Trustee,” together with the Owner Trustee, the “Trustees”), providing for the issuance by the Trust of notes entitled “Nissan Auto Receivables 2005-C Owner Trust 3.861% Asset Backed Notes, Class A-1” (the “Class A-1 Notes”), “Nissan Auto Receivables 2005-C Owner Trust 4.140% Asset Backed Notes, Class A-2” (the “Class A-2 Notes”), “Nissan Auto Receivables 2005-C Owner Trust 4.190% Asset Backed Notes, Class A-3” (the “Class A-3 Notes”) and “Nissan Auto Receivables 2005-C Owner Trust 4.310% Asset Backed Notes, Class A-4” (the “Class A-4 Notes”, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the “Notes”), registered under the Securities Act of 1933. Certain information that may otherwise have been required to be included herein pursuant to Form 10-K has been omitted herefrom, or in certain cases certain information has been included herein in lieu of such otherwise required information, in accordance with the letter, dated June 28, 1996 (the “No-Action Letter”), of the staff of the Office of Chief Counsel of the Division of Corporation Finance of the Securities and Exchange Commission issued with respect to series of pass-through securities issued by trusts formed by the Seller or an affiliate thereof, as originator, including the Notes.

Item 2.       PROPERTIES.

The following table sets forth the aggregate information of the Trust for the period from September 8, 2005 (commencement of operations) through March 31, 2006 (Dollars in thousands). The aggregate information has been reported on an accrual basis. Therefore, cash activity for the month of March 2006, which was subsequently settled on April 17, 2006, is included.

Distributions Allocable to Principal	$300,312
Distributions Allocable to Income	$29,285
Amounts Received from the Yield Supplement Account Distributed as Income	$1,506
Servicing Fees Paid to Servicer (Nissan Motor Acceptance Corporation)	$7,472
Class A-1 Notes Percentage of Servicing Fees	18.12%
Class A-2 Notes Percentage of Servicing Fees	23.73%
Class A-3 Notes Percentage of Servicing Fees	33.80%
Class A-4 Notes Percentage of Servicing Fees	18.85%
Certificates Percentage of Servicing Fees	5.50%
Additional Servicing Compensation Paid to Servicer (Nissan Motor Acceptance Corporation)	$0.00
Gross Losses	$(3,985)
Principal Recoveries of Defaulted Receivables	$1,255

Average Rate and Percentages for the period from September 8, 2005 through March 31, 2006:

Average Net Loss Ratio (including repossessions)	0.37%

	Number of Delinquent Accounts	Dollar Amount of Delinquent Accounts
31-60 Days Delinquent	2,744	$52,871
61-90 Days Delinquent	508	$9,768
91 Days or More Delinquent	121	$2,311

Item 3.       LEGAL PROCEEDINGS.

Nothing to report.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Nothing to report.

PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)	There is no established public trading market for the common equity of the Trust.

(b)	On March 31, 2006, there was one holder of record of the common equity issued by the Trust.

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Nothing to report.

PART III

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Title	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Certificates	Nissan Auto Receivables Corporation II	Directly owns 100% of the Certificates of the Trust	100%

PART IV

Item 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)     List of documents filed as part of the Annual Report:

The exhibits listed on the accompanying Exhibit Index on page 7 are filed as part of this report.

(b)     Reports on Form 8-K:

The Trust filed certain transaction documents in connection with the close of the transaction to issue the Notes on September 14, 2005 and September 20, 2005 in Current Reports on Form 8-K. In addition, the Trust filed Current Reports on Form 8-K regarding monthly distributions of principal and interest to noteholders on October 28, 2005 for month ended September 30, 2005, on November 30, 2005 for month ended October 31, 2005, on December 27, 2005 for month ended November 30, 2005, on January 30, 2006 for month ended December 31, 2005, on February 27, 2006 for month ended January 31, 2006, on March 29, 2006 for month ended February 28, 2006, and on April 28, 2006 for month ended March 31, 2006, and included in each such Form 8-K report, as exhibits thereto, was the monthly servicing report for each respective month end as provided by the Servicer to the Trustees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 28, 2006

                                NISSAN AUTO RECEIVABLES 2005-C OWNER TRUST

                                By: NISSAN AUTO RECEIVABLES CORPORATION II

                               By: /s/ Kazuhiko Kazama____________________
                              Kazuhiko Kazama
                              Treasurer

EXHIBIT INDEX

Exhibit No.	Description	Sequentially Numbered Page
31	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Relevant Rules and Regulations of the Securities and Exchange Commission	8
99.1	Report of Independent Registered Public Accounting Firm and Management’s Assertion on Compliance with Nissan Motor Acceptance Corporation’s Established Minimum Servicing Standards for Automobile Loans	9
99.2	Officer's Certificate of the Servicer Regarding Compliance, dated as of March 31, 2006	13